Form 10QSB
period 2001-03-31
SPRUCE CORP
filed 2001-05-15
CIK 1126559

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB







(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          ----------------   -------------------

Commission File Number: 000-31799

                                  Spruce Corp.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                33-0927947
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

23 Corporate Plaza, Suite 180, Newport Beach, California                   92663
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



                  Issuer's Telephone Number: (949) 720-7320



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 14, 2001, there were 5,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                                  SPRUCE CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                          March 31,            December 31,
                                                                             2001                  2000
                                                                      -------------------    ------------------
                                                                         (Unaudited)
     ASSETS                                                              $             -        $            -
                                                                      ===================    ==================

     LIABLILITIES AND STOCKHOLDERS' EQUITY
          Liabilities                                                    $             -        $            -
                                                                      -------------------    ------------------

     STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value;
        10,000,000 shares authorized,
         No shares issued and outstanding                                              -                     -
     Common Stock, $0.001 par value;
         50,000,000 shares authorized,
         5,000,000 shares issued and outstanding                                   5,000                 5,000
     Additional paid-in capital                                                    1,000                   500
     Deficit accumulated during
        the development stage                                                     (6,000)               (5,500)
                                                                      -------------------    ------------------
        Total stockholder's equity                                                     -                     -
                                                                      -------------------    ------------------

                  Total liabilities and stockholders' equity            $              -        $            -
                                                                      ===================    ==================














     The accompanying notes are an integral part of these financial statements.

                                  SPRUCE CORP.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS




                                                                                                September 8, 2000
                                                                        Three Months Ended       (Inception) to
                                                                         March 31, 2001          March 31, 2001
                                                                       ---------------------   --------------------
                                                                           (Unaudited)             (Unaudited)
     Revenue                                                                $            -          $           -

     General and administrative expenses                                               500                  6,000
                                                                       ---------------------   --------------------

     Loss from operations before provision for income taxes                           (500)                (6,000)

     Provision for income taxes                                                          -                      -
                                                                       ---------------------   --------------------

     Net loss                                                               $         (500)         $      (6,000)
                                                                       =====================   ====================

     Net loss per share - basic and diluted                                 $            -          $           -
                                                                       =====================   ====================

     Weighted average number of common shares
      outstanding                                                                5,000,000              5,000,000
                                                                       =====================   ====================

















     The accompanying notes are an integral part of these financial statements.

                                  SPRUCE CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                 SEPTEMBER 8, 2000 (INCEPTION) TO MARCH 31, 2001

                                                                                                          Deficit
                                                                                                         Accumulated
                                                                                          Additional     During the
                                                                  Common Stock              Paid-in     Development
                                                              Shares         Amount         Capital        Stage          Total
                                                          -------------- --------------  ------------- --------------- ------------
Balance, September 8, 2000                                            -       $      -        $     -        $      -       $    -

Issuance of shares for services - September 9, 2000           5,000,000          5,000              -               -        5,000

Expenses paid by shareholder                                          -              -            500               -          500

Net loss                                                              -              -              -          (5,500)      (5,500)
                                                          -------------- --------------  ------------- --------------- ------------

Balance, December 31, 2000                                    5,000,000      $   5,000       $    500      $   (5,500)     $     -

Expenses paid by shareholder (unaudited)                              -              -            500               -          500

Net Loss (unaudited)                                                  -              -              -            (500)        (500)
                                                          -------------- --------------  ------------- --------------- ------------

Balance, March 31, 2001 (unaudited)                           5,000,000      $   5,000      $   1,000      $   (6,000)     $     -
                                                          ============== ==============  ============= =============== ============












The accompanying notes are an integral part of these financial statements.

                                  SPRUCE CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS


                                                                                        September 8, 2000
                                                                Three Months Ended       (Inception) to
                                                               March 31, 2001            March 31, 2001
                                                               ---------------------   --------------------
                                                                   (Unaudited)             (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                  $        ( 500)        $      (6,000)
          Stock issued for services                                              -                 5,000
          Expenses paid by shareholder                                         500                 1,000
                                                               ---------------------   -------------------
     NET CASH USED IN OPERATING ACTIVITIES                                       -                     -


     CASH AND CASH EQUIVALENTS - beginning of period                             -                     -
                                                               ---------------------   -------------------

     CASH AND CASH EQUIVALENTS - March 31, 2001                     $            -         $           -
                                                               =====================   ===================



     SUPPLEMENTAL INFORMATION:
         During the period September 8, 2000 (inception) to March 31, 2001, the Company paid no cash for interest or income taxes.














     The accompanying notes are an integral part of these financial statements.

                                  SPRUCE CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001



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

     Interim Financial Information
     -----------------------------
     The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Our Business. We were incorporated on September 8, 2000, as a development stage or shell corporation that seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for our shareholder. We will review and evaluate business ventures for possible mergers or acquisitions. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction. Further, our objectives, discussed herein, are extremely general and are not intended to restrict our discretion.

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

Liquidity and Capital Resources. We have cash of $0.00 as of March 31, 2001. Tomas Forss, our sole officer and director, has paid our expenses since our formation, and we anticipate that Mr. Forss will continue to pay our expenses.

We have no commitment for any capital expenditure and do not expect any in the foreseeable future. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt to but are unable to complete an acquisition. Our cash requirements for the next 12 months include accounting expenses and other expenses relating to preparing filings required pursuant to the Securities Exchange Act of 1934 ("Exchange Act"). Those expenses should not exceed $10,000 over the next twelve months. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. We cannot assure you that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to the Company, including among others:

   o failure to make timely filings with the SEC as required by the Exchange Act, which would also probably result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;
   o curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or
   o inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

Plan of Operation for the Next Twelve Months. Our plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. Our main purpose and goal is to locate and consummate a merger or acquisition with a private entity. Our directors will be compensated with stock of any surviving company subsequent to a merger or acquisition with a private entity.

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

The selection of a business opportunity in which to participate is complex and risky. Additionally, as we have only limited resources, it may be difficult to find favorable opportunities. We cannot assure you that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management's business judgment.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
-------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on May 14, 2001.

                           Spruce Corp.
                           a Nevada corporation


                           By:      /s/ Tomas Forss
                                    -----------------------------------
                                    Tomas Forss
                           Its:     President, Secretary, Treasurer, Director